Form 10-K/A
period 2008-12-31
STRATS Trust For News Corp. Securities, Series 2006-4
filed 2010-07-01
CIK 1373206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____

FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note

The Depositor, on behalf of STRATS(SM) Trust For News Corporation Securities, Series 2006-4, is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2008 to revise the certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant Commission regulations attached as Exhibit 31.1.

This Form 10-K/A does not otherwise amend the Form 10-K.

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

1.
Trustee’s Distribution Statements documented on Form 10-D of STRATS(SM) Trust For News Corporation Securities, Series 2006-4 to the certificateholders for the period from January 1, 2008 through and including December 31, 2008 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference.  Filing dates are listed below:

Trust Description	Distribution Date	Filed on
STRATS(SM) Trust For News Corporation Securities, Series 2006-4	June 1, 2008	June 16, 2008
STRATS(SM) Trust For News Corporation Securities, Series 2006-4	December 1, 2008	December 4, 2008

2.	None

3.	Exhibits.

31.1 – Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1 – Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.*

34.1 – Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank Trust National Association.*

35.1 – Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.*

99.1 - Registrant’s Current Report on Form 10-D filed with the Securities and Exchange Commission on December 4, 2008 is incorporated herein by reference.

99.2 - Registrant’s Current Report on Form 10-D filed with the Securities and Exchange Commission on June 16, 2008, as further described in Item 15(a)(1) above, is incorporated herein by reference.

(b)	See Item 15(a) above.

(c)	Not Applicable.

______________________

* Previously filed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc.,
as Depositor for the Trust

By:	/s/ William Threadgill
Name: William Threadgill
Title: President

(senior officer in charge of the securitizations of the depositor)

Dated:  June 29, 2010

EXHIBIT INDEX

Exhibit Number in this Form 10-K	Description of Exhibits
31.1	Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.*
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank Trust National Association.*
35.1	Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.*
99.1	Registrant’s Current Report on Form 10-D filed with the Securities and Exchange Commission on June 16, 2008 is incorporated herein by reference.
99.2	Registrant’s Current Report on Form 10-D filed with the Securities and Exchange Commission on December 4, 2008, as further described in Item 15(a)(1) above, is incorporated herein by reference.

______________________

* Previously filed.